Form 10-K
period 2005-12-31
Bear Stearns Commercial Mortgage Securities Trust 2005-PWR9
filed 2006-03-28
CIK 1338190

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120522-04


        Bear Stearns Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-PWR9

     (Exact name of registrant as specified in its charter)


  New York                                          54-2184250
  (State or other jurisdiction of                   54-2184251
  incorporation or organization)                    54-2184252
                                                    54-6681215
                                                    54-6681216
                                                    (I.R.S. Employer
                                                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 60.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      b) Prudential Asset Resources, Inc., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      b) Prudential Asset Resources, Inc., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      b) Prudential Asset Resources, Inc., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-PWR9
    (Registrant)


  Signed: Bear Stearns Commercial Mortgage Securities, Inc. as Depositor

  By:  /s/ J. Christopher Hoeffel, President

  Name:  J. Christopher Hoeffel
  Title: President

  Dated: 3/28/2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, J. Christopher Hoeffel, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-PWR9 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Commercial Mortgage Corporation as Special Servicer, Prudential Asset Resources, Inc. as Master Servicer, Wells Fargo Bank, N.A. as Master Servicer.

     Date: 3/28/2006

     /s/ J. Christopher Hoeffel
     Signature

     Name: J. Christopher Hoeffel
     Title: President


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 8910


Report of Independent Auditors


To the Board of Directors of
GMAC Commercial Mortgage Corporation:

We have examined the accompanying assertion, dated March 15, 2006 (see Exhibit
I), by management of GMAC Commercial Mortgage Corporation (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Special Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

March 15, 2006



(page)



EXHIBIT I



March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date



/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date

(PAGE)


EXHIBIT I



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date

(PAGE)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES


   Deal                                            Description
ACMF 1997-C1                      Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
Aetna 1995-05                     Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                       Atherton Franchise 1998-A
ARTESIA 1998-C1                   Artesia Mortgage CMBS, Series 1998-C1
ASC 1996-MD VI                    Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                       Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                      Bank Of America Structured Securities, Series 2002-X1
BS 1998-C1                        Bear Stearns Commercial Mortgage Securities Inc., Series 1998-C1
BS 1999-C1                        Bear Sterns Commercial Mortgage Securities Inc., Series 1999-C1
BS 1999-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                      Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                      PWR2
                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                      BBA3
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                      PWR9
BTR 1999-S1                       BTR-2 Trust, Series 1999-S1
CALW-2003                         Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                       WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                        CBM Funding Corp., Series 1996-1
CCA One, Series 2                 Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                 Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                    Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                    Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                    Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                      CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                      Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                      Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                      Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                         CLAS I/Steamboat Finance Corp.
CMAC 1996-2                       Commercial Mortage Acceptance Corp., Series 1996-2
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust One           One
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust Two           Two
COMM 2001-J2                      Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                     COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                      COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1               Crest G-Star 2001-1 CDO

(PAGE)


Exhibit II

Crystal 1996-1                    Crystal Run Property 1996-1
CSFB 1997-PS1                     Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                     PS2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                     PS3
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                     PS4
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                     CF2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                    SPG1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                     CP5
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                    CND2
Dillon Reed 1993-K1               Dillon Reed 1993-K1
Dillon Reed 1994-K1               Dillon Reed 1994-K1
Dillon Reed 1994-K2               Dillon Reed 1994-K2
DLJ 1994-MF1                      DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                      DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                      DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                      DLJ Commercial Mortgage Corp. Series 2000-CF1
FC 1994-1                         Forest City 1994-1
FNMA 1998-M1                      Fannie Mae Multifamily Remic Trust, Series 1998-M1
G3 2002-WL1                       G3 Strategic Investments, LP Series 2002-WL1
                                  Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-C1                     C1
GCCFC 2005-GG3                    Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                  U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                  1987 A
GECC 2000-1                       GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                       GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                       GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-C1                      GE Capital Commerical Mortgage Corp., Series 2003-C1
GFCM 2003-1                       GFCM, Commercial Mortgage, , Series 2003-1
GGPMP 2001-GGP1                   GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                      GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-C1                      GMAC Commercial Mortgage Securities, Series 1997-C1
GMAC 1997-C2                      GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                      GMAC Commercial Mortgage Securities, Series 1998-C1
GMAC 1998-C2                      GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                      GMAC Commercial Mortgage Securities, Series 1999-C1
GMAC 1999-C2                      GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                      GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                    GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-C1                      GMAC Commercial Mortgage Securities, Series 2000-C1
GMAC 2000-C2                      GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                      GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                     GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                    GMAC Commercial Mortgage Securities, Series 2000-FL-A

(PAGE)


Exhibit II

GMAC 2000-FL-F                    GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-C1                      GMAC Commercial Mortgage Securities, Series 2001-C1
GMAC 2001-C2                      GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                     GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                     GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-C1                      GMAC Commercial Mortgage Securities, Series 2002-C1
GMAC 2002-C2                      GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                      GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                     GMAC Commercial Mortgage Securities, Series 2002-FL1
                                  GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                     2002-FX1
GMAC 2003-C1                      GMAC Commercial Mortgage Securities, Series 2003-C1
GMAC 2003-C2                      GMAC Commercial Mortgage Securities, Series 2003-C2
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                      Double Eagle
GMAC 2003-FL1                     GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                     GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                  GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                  PMSRLP
GMAC 2004-C3                      GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-C1                      GMAC Commercial Mortgage Securities, Series 2005-C1
GMAC Healthfund I 1999-1          GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2          GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-A1                  GMACCM Mortgage Trust I, Series 2001-A1
GMAC-CAN 2002-FL1                 GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                       GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-C1                        GS Mortgage Securities Corp. II, Series 1998-C1
GS 1998-GL2                       GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                      GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                       GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                      GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                     GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                     GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                        IPS 2003-1
IStar 2002-1                      IStar Asset Receivable Trust 2002-1
IStar 2003-1                      IStar Asset Receivable Trust 2003-1
JPMC 1995-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 1995-C1
JPMC 1996-C2                      JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                      JP Morgan Commercial Mortgage Finance Corp., Series 1997-05
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                       2001-A
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                   2001-CIBC1
JPMC 2003-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 2003-C1
Lakewood 1995-C1                  Lakewood 1995-C1
LB 1998-C1                        LB Commerical Mortage Trust, Series 1998-C1
LB 1999-C1                        LB Commerical Mortage Trust, Series 1999-C1
LB ABS 1994-C2                    Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                 Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1

(PAGE)


Exhibit II

LB UBS 2000-C4                    LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                    LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                    LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                    LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                    LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                      LBCMT 1992-1
LBCMT 1992-2                      LBCMT 1992-2
LCMS 2005-MF1                     LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                  LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                        1998-1
LTT 1998-1                        Liberty Tower Trust I, Series 1998-1
MCA One I-1993                    Mortgage Capital Access One, Series-1993
MCF 1996-MC1                      Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                      Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                    Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                    Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                    Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                   Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                   Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                    Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                      Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                  Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                      Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                    Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                    Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                    Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                    Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                  Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                     MW1
MS 1995-GAL1                      Morgan Stanley Capital I, Series 95-GAL1
MS 1997-C1                        Morgan Stanley Capital I, Series 1997-C1
MS 1997-HF1                       Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                       Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                       Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                      Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                     Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                     Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                     Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                   Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                     MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                      Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                    Morgan Stanley Dean Witter Capital I, Series 2001-Top1
MSDW 2001-TOP3                    Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                    Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                     Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                     Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                    Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1               NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                       NationsBanc Mortgage Capital Corp, 1995-M2

(PAGE)


Exhibit II

NOMURA 1996 D-2                   Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                    Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                       Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-C1                      277 Park Avenue Finance Corp., Series 1997-C1
PM 1996-PML                       Penn Mutual, Series 1996-PML
PMAC 1996-M1                      PaineWebber Mortgage Acceptance Corp. IV, Series 1996-M1
PNC 2000-C1                       PNC Mortgage Acceptance Corp., Series 2000-C1
Public Facility Loan
Trust 1998-HUD-04                 Public Facility Loan Trust, August 1988
REAL 2004-1                       Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A              RJ Mortgage 1993-K-A
SB 1999-C1                        Salomon Brothers Mortgage Securities VII, Series 1999-C1
SB 2000-C1                        Salomon Brothers Mortgage Securities VII, Series 2000-C1
                                  Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1           CC 1
SDG Macerich CMO                  SDG Macerich Funding Limited Partnership, CMO
SL 1997-C1                        SL Commercial Mortgage Trust(SUN LIFE) , Series 1997-C1
U-Haul Self Storage 1993-1        U-Haul 1993-1
Wachovia 2002-C2                  Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C16
Wachovia 2005-C18                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C18

(PAGE)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


 I. DELINQUENCIES
    1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).

II. INSURANCE POLICIES
    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






  EX-99.1 (b)
(logo)PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017



Report of Independent Auditors



To the Board of Directors of
PMCC Holding Company:


We have examined the assertion, dated March 15, 2006, by management of Prudential Asset Resources, Inc. (the "Company"), your indirect, wholly-owned subsidiary, about the Company's compliance with its established minimum servicing policy ("Servicing Policy"), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of December 31, 2005 and for the fiscal year then ended, included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.


In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the fiscal year then ended December 31, 2005 is fairly stated, in all material respects.


PricewaterhouseCoopers LLP

March 20, 2006


(page)

logo)Prudential Financial

Prudential Mortgage Capital Company
100 Mulberry Street, Gateway Center Four, 8th Floor
Newark, NJ 07102
Tel 973 802-3891 Fax 973 802-9631

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2006

As of and for the year ended December 31, 2005, Prudential Asset Resources, Inc. (the "Company"), and affiliate of PMCC Holding Company, have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing policy (See Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000.

/s/ David Twardock
David Twardock, President and
Chief Executive Officer
PMCC Holding Company

3/15/06
Date


/s/ Catherine Rodewald
Catherine Rodewald, Vice President
of Loan Servicing
PMCC Holding Company

3.14.06
Date


/s/ James McCarthy
James McCarthy, Vice President
PMCC Holding Company

3/15/06
Date


(page)


SCHEDULE A


PRUDENTIAL ASSET RESOURCES, INC.

MINIMUM SERVICING POLICY


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after the cutoff date;

* be reviewed and approved by someone other than the person who prepared the reconciliation; and

* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution on behalf of the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held on behalf of a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's loan account number and agree to the total amount of the scheduled payment due shall be deposited into the related custodial bank accounts within two business days of deposit in the clearing bank account. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.


(page)


SCHEDULE A


3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.


(page)


SCHEDULE A


3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required to be paid or credited to the mortgagor by the mortgage documents, shall be paid, or credited, in accordance with the terms of the mortgage documents.


VI. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (c)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.


/s/ KPMG LLP


February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
EXHIBIT I



March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date



/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date

(PAGE)


EXHIBIT I



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date

(PAGE)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES


   Deal                                            Description
ACMF 1997-C1                      Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
Aetna 1995-05                     Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                       Atherton Franchise 1998-A
ARTESIA 1998-C1                   Artesia Mortgage CMBS, Series 1998-C1
ASC 1996-MD VI                    Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                       Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                      Bank Of America Structured Securities, Series 2002-X1
BS 1998-C1                        Bear Stearns Commercial Mortgage Securities Inc., Series 1998-C1
BS 1999-C1                        Bear Sterns Commercial Mortgage Securities Inc., Series 1999-C1
BS 1999-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                      Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                      PWR2
                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                      BBA3
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                      PWR9
BTR 1999-S1                       BTR-2 Trust, Series 1999-S1
CALW-2003                         Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                       WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                        CBM Funding Corp., Series 1996-1
CCA One, Series 2                 Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                 Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                    Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                    Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                    Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                      CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                      Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                      Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                      Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                         CLAS I/Steamboat Finance Corp.
CMAC 1996-2                       Commercial Mortage Acceptance Corp., Series 1996-2
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust One           One
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust Two           Two
COMM 2001-J2                      Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                     COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                      COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1               Crest G-Star 2001-1 CDO

(PAGE)


Exhibit II

Crystal 1996-1                    Crystal Run Property 1996-1
CSFB 1997-PS1                     Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                     PS2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                     PS3
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                     PS4
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                     CF2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                    SPG1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                     CP5
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                    CND2
Dillon Reed 1993-K1               Dillon Reed 1993-K1
Dillon Reed 1994-K1               Dillon Reed 1994-K1
Dillon Reed 1994-K2               Dillon Reed 1994-K2
DLJ 1994-MF1                      DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                      DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                      DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                      DLJ Commercial Mortgage Corp. Series 2000-CF1
FC 1994-1                         Forest City 1994-1
FNMA 1998-M1                      Fannie Mae Multifamily Remic Trust, Series 1998-M1
G3 2002-WL1                       G3 Strategic Investments, LP Series 2002-WL1
                                  Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-C1                     C1
GCCFC 2005-GG3                    Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                  U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                  1987 A
GECC 2000-1                       GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                       GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                       GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-C1                      GE Capital Commerical Mortgage Corp., Series 2003-C1
GFCM 2003-1                       GFCM, Commercial Mortgage, , Series 2003-1
GGPMP 2001-GGP1                   GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                      GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-C1                      GMAC Commercial Mortgage Securities, Series 1997-C1
GMAC 1997-C2                      GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                      GMAC Commercial Mortgage Securities, Series 1998-C1
GMAC 1998-C2                      GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                      GMAC Commercial Mortgage Securities, Series 1999-C1
GMAC 1999-C2                      GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                      GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                    GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-C1                      GMAC Commercial Mortgage Securities, Series 2000-C1
GMAC 2000-C2                      GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                      GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                     GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                    GMAC Commercial Mortgage Securities, Series 2000-FL-A

(PAGE)


Exhibit II

GMAC 2000-FL-F                    GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-C1                      GMAC Commercial Mortgage Securities, Series 2001-C1
GMAC 2001-C2                      GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                     GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                     GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-C1                      GMAC Commercial Mortgage Securities, Series 2002-C1
GMAC 2002-C2                      GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                      GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                     GMAC Commercial Mortgage Securities, Series 2002-FL1
                                  GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                     2002-FX1
GMAC 2003-C1                      GMAC Commercial Mortgage Securities, Series 2003-C1
GMAC 2003-C2                      GMAC Commercial Mortgage Securities, Series 2003-C2
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                      Double Eagle
GMAC 2003-FL1                     GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                     GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                  GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                  PMSRLP
GMAC 2004-C3                      GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-C1                      GMAC Commercial Mortgage Securities, Series 2005-C1
GMAC Healthfund I 1999-1          GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2          GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-A1                  GMACCM Mortgage Trust I, Series 2001-A1
GMAC-CAN 2002-FL1                 GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                       GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-C1                        GS Mortgage Securities Corp. II, Series 1998-C1
GS 1998-GL2                       GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                      GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                       GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                      GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                     GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                     GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                        IPS 2003-1
IStar 2002-1                      IStar Asset Receivable Trust 2002-1
IStar 2003-1                      IStar Asset Receivable Trust 2003-1
JPMC 1995-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 1995-C1
JPMC 1996-C2                      JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                      JP Morgan Commercial Mortgage Finance Corp., Series 1997-05
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                       2001-A
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                   2001-CIBC1
JPMC 2003-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 2003-C1
Lakewood 1995-C1                  Lakewood 1995-C1
LB 1998-C1                        LB Commerical Mortage Trust, Series 1998-C1
LB 1999-C1                        LB Commerical Mortage Trust, Series 1999-C1
LB ABS 1994-C2                    Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                 Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1

(PAGE)


Exhibit II

LB UBS 2000-C4                    LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                    LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                    LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                    LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                    LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                      LBCMT 1992-1
LBCMT 1992-2                      LBCMT 1992-2
LCMS 2005-MF1                     LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                  LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                        1998-1
LTT 1998-1                        Liberty Tower Trust I, Series 1998-1
MCA One I-1993                    Mortgage Capital Access One, Series-1993
MCF 1996-MC1                      Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                      Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                    Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                    Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                    Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                   Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                   Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                    Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                      Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                  Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                      Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                    Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                    Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                    Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                    Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                  Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                     MW1
MS 1995-GAL1                      Morgan Stanley Capital I, Series 95-GAL1
MS 1997-C1                        Morgan Stanley Capital I, Series 1997-C1
MS 1997-HF1                       Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                       Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                       Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                      Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                     Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                     Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                     Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                   Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                     MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                      Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                    Morgan Stanley Dean Witter Capital I, Series 2001-Top1
MSDW 2001-TOP3                    Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                    Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                     Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                     Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                    Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1               NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                       NationsBanc Mortgage Capital Corp, 1995-M2

(PAGE)


Exhibit II

NOMURA 1996 D-2                   Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                    Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                       Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-C1                      277 Park Avenue Finance Corp., Series 1997-C1
PM 1996-PML                       Penn Mutual, Series 1996-PML
PMAC 1996-M1                      PaineWebber Mortgage Acceptance Corp. IV, Series 1996-M1
PNC 2000-C1                       PNC Mortgage Acceptance Corp., Series 2000-C1
Public Facility Loan
Trust 1998-HUD-04                 Public Facility Loan Trust, August 1988
REAL 2004-1                       Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A              RJ Mortgage 1993-K-A
SB 1999-C1                        Salomon Brothers Mortgage Securities VII, Series 1999-C1
SB 2000-C1                        Salomon Brothers Mortgage Securities VII, Series 2000-C1
                                  Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1           CC 1
SDG Macerich CMO                  SDG Macerich Funding Limited Partnership, CMO
SL 1997-C1                        SL Commercial Mortgage Trust(SUN LIFE) , Series 1997-C1
U-Haul Self Storage 1993-1        U-Haul 1993-1
Wachovia 2002-C2                  Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C16
Wachovia 2005-C18                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C18

(PAGE)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


 I. DELINQUENCIES
    1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).

II. INSURANCE POLICIES
    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






  EX-99.2 (b)
(logo)Prudential Financial

Prudential Mortgage Capital Company
100 Mulberry Street, Gateway Center Four, 8th Floor
Newark, NJ 07102
Tel 973 802-3891 Fax 973 802-9631

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2006

As of and for the year ended December 31, 2005, Prudential Asset Resources, Inc. (the "Company"), and affiliate of PMCC Holding Company, have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing policy (See Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000.

/s/ David Twardock
David Twardock, President and
Chief Executive Officer
PMCC Holding Company

3/15/06
Date


/s/ Catherine Rodewald
Catherine Rodewald, Vice President
of Loan Servicing
PMCC Holding Company

3.14.06
Date


/s/ James McCarthy
James McCarthy, Vice President
PMCC Holding Company

3/15/06
Date


(page)


SCHEDULE A


PRUDENTIAL ASSET RESOURCES, INC.

MINIMUM SERVICING POLICY


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after the cutoff date;

* be reviewed and approved by someone other than the person who prepared the reconciliation; and

* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution on behalf of the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

4. Escrow funds held on behalf of a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments which are properly identified with the Company's loan account number and agree to the total amount of the scheduled payment due shall be deposited into the related custodial bank accounts within two business days of deposit in the clearing bank account. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.


(page)


SCHEDULE A


3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.


(page)


SCHEDULE A


3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts, if required to be paid or credited to the mortgagor by the mortgage documents, shall be paid, or credited, in accordance with the terms of the mortgage documents.


VI. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (c)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711


Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing


/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.3 (a)
(logo) GMAC
Commercial Mortgage
550 California Street. 12th Floor
San Francisco. CA 94104
Tel. 415-835-9200
Fax  415-391-2949


Bear Stearns Commercial Mortgage Securities, Inc.
Series 2005-PWR 9
Annual Statement as to Compliance
For Period of September 01, 2005 through December 31, 2005



Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period. and of its performance under this Agreement, has been made under my supervision.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period. However, during the period of September 01, 2005 through December 31, 2005, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii.) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.




BY: /s/ Michele Heisler  Date: /s/ 03/13/2006
    Michele Heisler
    Vice President, GMAC Commercial Mortgage Corporation





  EX-99.3 (b)
(logo) Prudential Financial

Prudential Asset Resources
2200 Ross Avenue, Suite 4900E,
Dallas, TX 75201
Tel 214-777-4500  Fax 214-777-4556



Annual Performance Certification

To: (see attached Distribution List)

Re: Commercial Mortgage Pass-Through Certificates, Series 2005-PWR9


I, Catherine J. Rodewald, President and CEO of Prudential Asset Resources, Inc. (the "Company") hereby certify with regard to the Company's role as a Master Servicer under the Pooling and Servicing Agreement, (the "Agreement") dated as of September 1, 2005 pertaining to the mortgage loans backing the above-referenced certificates, that

(i) a review of the activities of the Company as a Master Servicer and a Special Servicer under the Agreement during the preceding calendar year and of its performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects throughout such year; and
(iii) the Company has received no notice regarding the qualification, or challenging the status of any REMIC Pool created by the Agreement as a REMIC or any Grantor Trust Pool as a Grantor Trust, from the IRS or any other governmental agency or body.

Effective Date of Certification: March 10, 2006



/s/ Catherine J. Rodewald
Catherine J. Rodewald, President &
CEO

(page)

March 10, 2006

Re: Series 2005-PWR9 Commercial Mortgage Pass-Through Certificates


DISTRIBUTION LIST



LASALLE BANK NATIONAL ASSOCIATION
135 South LaSalle Street, Suite 1625
Chicago, Illinois 60603
Attention: Global Securitization Trust Services Group, Bear Stearns Commercial Mortgage Securities Inc., Series 2005-PWR9


WELLS FARGO BANK, National Association
9062 Old Annapolis Road
Columbia, Maryland 21045
Attention: Corporate Trust Administration (CMBS), Bear Stearns Commercial Mortgage Securities Inc., Series 2005-PWR9


BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES, INC.
383 Madison Avenue
New York, New York 10179
Attention: J. Christopher Hoeffel and Joseph Jurkowski, Esq.


MOODY'S INVESTORS SERVICE, INC.
99 Church Street
New York, New York 10007
Attention: Commercial MBS Monitoring Department

STANDARD & POORS RATINGS SERVICES,
a division of The McGraw-Hill Companies, Inc.
55 Water Street
New York, New York 10041
Attention: Commercial Mortgage Surveillance





  EX-99.3 (c)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-
    Through Certificates, Series 2005-PWR9

In accordance with section 3.13 of the Pooling and Servicing Agreement, (the "Agreement") dated September 1, 2005 executed by and between Bear Stearns Commercial Mortgage Securities Inc., (as "Depositor"), Prudential Asset Resources, Inc., (as a "Master Servicer"), Wells Fargo Bank National Association, (as a "Master Servicer"), GMAC Commercial Mortgage Corporation, (as "Special Servicer"), Wells Fargo Bank National Association, (as "Certificate Administrator" and as "Tax Administrator"), LaSalle Bank National Association, (as "Trustee"), and ABN AMRO Bank N.V., (as "Fiscal Agent") as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (i) a review of the activities of such Master Servicer, during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, such Master Servicer, has fulfilled all of its obligations under this Agreement in all material respects throughout such year and (iii) such Master Servicer, has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,205,650.64          3,125,988.06                 0.00             105,124,011.94
   A-1-A                          2,796,949.97            385,427.66                 0.00             230,895,572.34
   A-2                            4,247,413.38                  0.00                 0.00             358,810,000.00
   A-3                              557,690.25                  0.00                 0.00              45,825,000.00
   A-4A                           9,352,636.62                  0.00                 0.00             768,026,000.00
   A-4B                           1,355,840.19                  0.00                 0.00             109,718,000.00
   A-AB                           1,200,999.99                  0.00                 0.00             100,000,000.00
   A-J                            2,078,882.10                  0.00                 0.00             166,811,000.00
   B                                169,327.05                  0.00                 0.00              13,452,000.00
   C                                442,009.20                  0.00                 0.00              34,976,000.00
   D                                307,167.27                  0.00                 0.00              24,215,000.00
   E                                380,517.72                  0.00                 0.00              29,595,000.00
   F                                281,533.92                  0.00                 0.00              21,524,000.00
   G                                360,117.53                  0.00                 0.00              26,905,000.00
   H                                288,094.02                  0.00                 0.00              21,524,000.00
   J                                324,099.08                  0.00                 0.00              24,214,000.00
   K                                 62,661.75                  0.00                 0.00               5,381,000.00
   L                                 93,998.43                  0.00                 0.00               8,072,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                125,311.86                  0.00                 0.00              10,761,000.00
   N                                 93,998.43                  0.00                 0.00               8,072,000.00
   P                                 93,986.79                  0.00                 0.00               8,071,000.00
   Q                                 62,661.75                  0.00                 0.00               5,381,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   S                                250,655.40                  0.00                 0.00              21,524,722.00
   V                                      0.00                  0.00                 0.00                       0.00
   X-1                              251,430.30                  0.00                 0.00           2,148,877,306.28
   X-2                            2,410,065.86                  0.00                 0.00           2,096,020,000.00